Form 10-Q
period 1995-02-25
ADVANCE CIRCUITS INC
filed 1995-04-10
CIK 2435

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended February 25, 1995
                          COMMISSION FILE NUMBER 0-7558


                             ADVANCE CIRCUITS, INC.

                             A Minnesota Corporation

                    I. R. S. Identification Number 41-0917530

                           5929 Baker Road, Suite 470

                           Minnetonka, Minnesota 55345

                          Telephone No. (612) 988-8700



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

       YES________X_________                       NO_____________________


7,564,895 Shares of Common Stock (Par value $.10 per Share) outstanding on April 10, 1995


                           This report totals pages 7
                                No Exhibit Index
                                                                               1

                          PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
                             ADVANCE CIRCUITS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                               February 25           August 27
                ASSETS                            1995                  1994
                                             ---------------     ---------------
   CURRENT ASSETS:
     Cash                                    $    5,788,140      $    8,694,590
     Receivables                                 21,195,974          20,487,407
     Prepaid expenses                             1,474,177           1,100,892
                                             ---------------     ---------------
     Inventories:
        Materials                                 3,122,966           2,971,848
        Printed circuit boards in process         7,242,017           4,800,951
                                             ---------------     ---------------
          Total inventories                      10,364,983           7,772,799
                                             ---------------     ---------------
          Total current assets                   38,823,274          38,055,688
                                             ---------------     ---------------
   PROPERTY AND EQUIPMENT:
     Land and building                            2,701,013           2,658,041
     Equipment                                   62,677,002          52,263,219
     Leasehold improvements                       5,807,173           5,205,104
     Accumulated depreciation and
      amortization                              (39,632,870)        (32,967,848)
                                             ---------------     ---------------
          Net property and equipment             31,552,318          27,158,516
                                             ---------------     ---------------

   GOODWILL                                       4,400,886             784,828
   OTHER ASSETS                                   2,954,649           3,665,917
                                             ---------------     ---------------
                                             $   77,731,127      $   69,664,949
                                             ---------------     ---------------
                                             ---------------     ---------------
                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

   CURRENT LIABILITIES:
     Current maturities of long-term debt    $      291,050      $       31,913
     Note payable                                    ---              2,000,000
     Accounts payable                            14,967,693          12,687,854
     Accrued wages                                2,065,811           2,240,730
     Accrued expenses                               771,197             784,709
     Income taxes payable                           326,083             551,228
                                             ---------------     ---------------
          Total current liabilities              18,421,834          18,296,434
                                             ---------------     ---------------


   DEFERRED INCOME TAXES                          2,093,000           2,093,000

   LONG-TERM DEBT, less current maturities           39,116              50,990
                                             ---------------     ---------------

   SHAREHOLDERS' INVESTMENT:
     Common stock, $.10 par, 10,000,000
       shares authorized, 7,564,895 and
       7,319,895 shares issued                      756,489             731,990

     Paid-in surplus                             12,995,673          10,044,051
     Retained Earnings                           44,851,165          40,022,759
     Deferred compensation                       (1,426,150)         (1,574,275)
                                             ---------------     ---------------
          Total shareholders' investment         57,177,177          49,224,525
                                             ---------------     ---------------
                                             $   77,731,127      $   69,664,949
                                             ---------------     ---------------
                                             ---------------     ---------------

                             ADVANCE CIRCUITS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                             FOR THE 3 MONTHS ENDED          FOR THE 6 MONTHS ENDED
                                          ------------------------------ -------------------------------
                                            February 25   February 26      February 25    February 26
                                               1995          1994              1995           1994
                                          -------------- --------------- --------------- ---------------
NET SALES                                 $  42,325,133   $  33,272,081   $  82,153,106   $  67,778,467

COST OF SALES                                35,697,176      29,055,096      69,101,715      57,117,043
                                          -------------- --------------- --------------- ---------------

GROSS PROFIT                                  6,627,957       4,216,985      13,051,391      10,661,424
                                          -------------- --------------- --------------- ---------------

GENERAL AND ADMINISTRATIVE EXPENSES           1,508,341         944,450       2,719,188       2,005,033
MARKETING EXPENSES                            1,395,453       1,212,332       2,787,545       2,279,849
                                          -------------- --------------- --------------- ---------------
                                              3,724,163       2,060,203       7,544,658       6,376,542

INTEREST AND OTHER INCOME                       (29,860)       (201,083)       (149,855)       (345,701)
INTEREST EXPENSES                                17,227          14,340          30,108          29,347
                                          -------------- --------------- --------------- ---------------

                                              3,736,796       2,246,946       7,664,405       6,692,896

INCOME TAXES                                  1,383,000         830,000       2,836,000       2,465,000
                                          -------------- --------------- --------------- ---------------

NET INCOME                                 $  2,353,796    $  1,416,946    $  4,828,405    $  4,227,896
                                          -------------- --------------- --------------- ---------------
                                          -------------- --------------- --------------- ---------------
WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                7,466,000       7,204,000       7,311,000       7,196,000
                                          -------------- --------------- --------------- ---------------
                                          -------------- --------------- --------------- ---------------

NET INCOME PER SHARE                       $       0.32   $        0.20    $       0.66    $       0.59
                                          -------------- --------------- --------------- ---------------
                                          -------------- --------------- --------------- ---------------

DIVIDEND PER COMMON SHARE                          NONE            NONE            NONE            NONE
                                          -------------- --------------- --------------- ---------------
                                          -------------- --------------- --------------- ---------------

                             ADVANCE CIRCUITS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                  FOR THE 6 MONTHS ENDED
                                              -------------------------------
                                                February 25     February 26
                                                   1995             1994
                                              ---------------  ---------------
Cash Flows Provided By (Used For):
Operating Activities:
   Net income                                  $   4,828,403    $   4,227,896
   Adjustments to reconcile net income
     to net cash provided by operating
          activities:
       Depreciation and amortization               4,543,558        3,726,435
       Change in current assets and
          current liabilities                     (3,646,627)      (1,498,264)
                                              ---------------  ---------------
       Net cash provided by operating
          activities                               5,725,334        6,456,067
                                              ---------------  ---------------

Investing Activities:
   Change in other assets                             (4,662)             258
   License agreement                                (750,000)          ---
   Note receivable                                    ---          (1,500,000)
   Capital expenditures, net                      (6,318,887)      (4,960,130)
                                              ---------------  ---------------
     Net cash used in investing activities        (7,073,549)      (6,459,872)
                                              ---------------  ---------------

Financing Activities:
   Forfeiture of restricted common stock             (33,726)          ---
   Principal payment on long-term debt            (1,452,342)         (92,221)
   Proceeds from issuance of common stock             ---              17,500
   Cash deficit from acquisition of AAI              (72,170)           ---
                                              ---------------  ---------------
     Net cash from in financing activities        (1,558,238)         (74,721)
                                              ---------------  ---------------

Net change in cash                                (2,906,453)         (78,526)
Cash:
   Beginning of period                             8,694,590        7,096,805
                                              ---------------  ---------------
   End of period                               $   5,788,137    $   7,018,279
                                              ---------------  ---------------
                                              ---------------  ---------------

Supplemental Disclosures of Cash Used For
   Interest                                    $      28,380    $      29,336
   Income taxes                                    3,050,298        3,128,585
                                              ---------------  ---------------
                                              ---------------  ---------------

Schedule of noncash financing activities:
 Common stock issued for acquisition of AAI    $   2,970,000    $      ---

 Retirement of note receivable in
    acquisition of AAI                             1,500,000           ---
                                              ---------------  ---------------
                                              ---------------  ---------------

                             ADVANCE CIRCUITS, INC.
              Notes to Condensed Consolidated Financial Statements
                                February 25, 1995

NOTE 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and disclosures necessary for a fair presentation of results of operations, financial position and changes in cash flows in conformity with generally accepted accounting principles. The condensed statements of income for the six month periods ended February 25, 1995 and February 26,1994 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for these periods.

NOTE 2 - Acquisition of Acsist Associates, Inc.

     On December 2, 1994, the Company acquired Acsist Associates, Inc. (AAI) a manufacturer of complex multilayer circuit boards and multi-chip modules for 240,000 common shares. The transaction was accounted for by the purchase method of accounting. The cost of the acquisition exceeded the basis in its assets by $4,070,180, which amount is being amortized over a period of 15 years. The operations of AAI have been included in the financial statements from the date of acquisition. Proforma results of operations as if the acquisition had occurred at the beginning of the period for each of the fiscal years are as follows:

                                                                 Six Months Ended
                                                         ----------------------------------
                                                       February 25, 1995     February 26, 1994
                                                      ------------------    ------------------
     Sales                                                $84,710,000          $ 74,047,000
     Net income before extraordinary item                   3,788,000             4,085,000
     Net income                                             3,788,000             4,558,000

     Per Share
     Net income before extraordinary item                   $     .51              $    .55
     Net income                                                   .51                   .61

NOTE 3 - Net Income Per Share

     Net income per common share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding.

NOTE 4 - Restricted Stock Plan

     In 1990, the Board of Directors approved a restricted stock plan and reserved 312,500 common shares for granting under the plan. The Board of Directors approved an increase of 187,500 shares in August, 1993 and the increase was approved by the Companys shareholders at its annual meeting on December 14, 1993. During the first six months of fiscal 1995, 25,000 shares were granted in accordance with the plan and 20,000 shares were forfeited. As of February 25, 1995, the Board of Directors has granted 336,250 shares without charge to certain key employees. Shares granted pursuant to the plan vest seven years after the grant date. However, if the Company earns $1.50 per share for three consecutive years, up to 50 percent of the shares will vest. The shares are subject to forfeiture if the employee leaves the Company.

NOTE 5 - Incentive Stock Option Plan

     During the first six months of fiscal 1995, no common shares were issued upon exercise of options granted in accordance with the Companys incentive stock option plan. No options were granted during the period and no shares were forfeited. As of February 25, 1995, there were options outstanding to purchase 56,000 shares at $8.38 per share.
     In connection with the acquisition of AAI, existing options and warrants for AAI shares were converted into options to acquire 5,018 shares at $16.64 per share and 20,396 shares at $24.96 per share of the Companys common shares. The options expire in various amounts to 1999.



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

     Sales for the three-month period ended February 25, 1995 were $42,325,000, an increase of $9,053,000 (27.2%) from sales of $33,272,000 for the second quarter of fiscal 1994. Sales for the six-month period ended February 25, 1995 totaled $82,153,000 an increase of $14,375,000 (21.2%) from sales of $67,778,000 for the comparable period in fiscal 1994.

     Sales for the quarter and for the first six months of the fiscal year represent records for the Company and are the result of utilization of increased capacity from the addition of new capital equipment and the inclusion of the sales of Acsist Associates, Inc. (AAI) in the consolidated results from its acquisition on December 2, 1994. The industry remained strong during the period and pricing was stable. The February 25, 1994 sales backlog was $68,309,000 compared to $52,953,000 at February 28,1994.

     Gross margin for the second quarter in fiscal 1995 was 15.6% compared to 16.1% in the prior quarter and 12.6% for the comparable period in fiscal 1993. The decrease in margins for the quarter compared to the prior quarter is the result of the additional volume from AAI which had a very low gross margin and lower gross margin than expected at Targ-It-Tronics, its Florida based subsidiary. Margins are up from the same period in 1994 which was overall a very disappointing quarter for the Company with poor margins in all of its segments. Margins in the current year are also impacted by the increase of lower gross margin commercial and assembly work as a percent of total company sales.

     Operating expenses for the quarter and six month periods ended February
25, 1995 increased $747,000 (34.6%) and $1,212,000 (28.5%) from the corresponding periods in fiscal 1994. The increases in both dollar amount and percent to sales were due to the addition of AAI and the operating expenses related to its operations. The increase in marketing expenses was due to increased costs associated with higher level of sales and increased personnel in the sales force. Interest and other income decreased due to lower commission income at Targ-It-Tronics and lower cash balances the effect of which was partially offset by improved interest rates.

     The Company's income tax provision has been computed at 37 percent which is the expected effective rate for the fiscal year.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company has a $7,000,000 line of credit with its bank, none of which has been drawn as of February 25, 1995. The credit line has an interest rate equal to the bank's base rate and is secured by accounts receivable. The Company believes that the current cash balances, cash flow generated from operations and available borrowing capacity under the line of credit, will be sufficient to fund operations and capital requirements for 1995.


                            PART II OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of the registrant's shareholders was held on Tuesday, December 13, 1994.

     (b) At the Annual meeting a proposal to set the number of directors at five was adopted by a vote of 5,694,163 shares in favor, with 5,854 shares against, and 32,315 shares abstaining.

     (c) Proxies for the Annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees, and the following persons were elected directors of the Registrant to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:

NOMINEE                  NUMBER OF VOTES FOR      NUMBER OF VOTES WITHHELD
Robert W. Heller              5,637,797                   56,366
Thomas I. Mueller             5,638,165                   55,998
Thomas F. Leahy               5,647,632                   46,531
David C. Malmberg             5,642,141                   52,022
Stephen G. Shank              5,640,451                   53,712

Item 5.    OTHER INFORMATION
            None

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K
           (a) None
           (b) During the three month period ended February 25, 1995, no reports on 8-K were filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ADVANCE CIRCUITS, INC. (the "Registrant")


Date: April 10, 1995               By  /s/ Robert W. Heller
                                       --------------------

                                         Robert W. Heller
                                         President & CEO


Date: April 10, 1995               By  /s/ Thomas I. Mueller
                                       ---------------------
                                         Thomas I. Mueller
                                         Executive Vice President & CFO