Form 10-Q
period 1995-05-27
ADVANCE CIRCUITS INC
filed 1995-06-21
CIK 2435

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington , D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended May 27, 1995
                          COMMISSION FILE NUMBER 0-7558


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


7,564,895 Shares of Common Stock (Par value $.10 per Share) outstanding on June 10, 1995.

                           This report totals 8 pages
                                No Exhibit Index                     1

                          PART 1. FINANCIAL INFORMATION
     Item 1. FINANCIAL STATEMENTS
                            ADVANCE CIRCUITS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                            May 27                             August 27
        ASSETS                                                               1995                                 1994
                                                                       --------------                      -------------
 CURRENT ASSETS:
   Cash                                                                 $   5,513,674                      $   8,694,590
   Receivables                                                             22,711,560                         20,487,407
   Prepaid expenses                                                         1,319,498                          1,100,892
                                                                        -------------                      -------------
   Inventories:
     Materials                                                              3,585,421                          2,971,848
     Printed circuit boards in process                                      6,320,469                          4,800,951
                                                                        -------------                      -------------
        Total inventories                                                   9,905,890                          7,772,799
                                                                        -------------                      -------------
        Total current assets                                               39,450,622                         38,055,688
                                                                        -------------                      -------------

 PROPERTY AND EQUIPMENT:
   Land and building                                                        2,723,540                          2,658,041
   Equipment                                                               67,420,595                         52,263,219
   Leasehold improvements                                                   6,004,348                          5,205,104
   Accumulated depreciation and amortization                             (42,214,700)                       (32,967,848)
                                                                        -------------                      -------------
     Net property and equipment                                            33,933,783                         27,158,516
                                                                        -------------                      -------------

 GOODWILL                                                                   5,278,898                            784,828
 OTHER ASSETS                                                               2,923,973                          3,665,917
                                                                       -------------------------------------------------
                                                                       $   81,587,276                      $  69,664,949
                                                                       -------------------------------------------------
                                                                       -------------------------------------------------

               LIABILITIES AND SHAREHOLDERS' INVESTMENT

 CURRENT LIABILITIES:
   Current maturities of long-term debt                                $      211,957                       $     31,913
   Note payable                                                                  --                            2,000,000
   Accounts payable                                                        15,857,638                         12,687,854
   Accrued wages                                                            2,514,342                          2,240,730
   Accrued expenses                                                           781,426                            784,709
   Income taxes payable                                                       438,535                            551,228
                                                                       -------------------------------------------------
     Total current liabilities                                             19,803,898                         18,296,434
                                                                       -------------------------------------------------

 DEFERRED INCOME TAXES                                                      2,093,000                          2,093,000

 LONG-TERM DEBT, less current maturities                                       25,492                             50,990
                                                                        -------------                      -------------

 SHAREHOLDERS' INVESTMENT:
   Common stock, $.10 par, 10,000,000 shares
     authorized, 7,564,895 and 7,319,895 shares issued                        756,489                            731,990
   Paid-in surplus                                                         12,995,673                         10,044,051
   Retained Earnings                                                       47,248,547                         40,022,759
   Deferred compensation                                                  (1,335,823)                        (1,574,275)
                                                                       -------------------------------------------------
   Total shareholders' investment                                          59,664,886                         49,224,525
                                                                       -------------------------------------------------
                                                                       $   81,587,276                      $  69,664,949
                                                                       -------------------------------------------------
                                                                       -------------------------------------------------

                            ADVANCE CIRCUITS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                                     FOR THE 3 MONTHS ENDED              FOR THE 9 MONTHS ENDED
                                                                 ------------------------------     ------------------------------
                                                                     May 27          May 28             May 27          May 28
                                                                      1995            1994               1995            1994
                                                                 --------------- --------------     --------------  --------------
NET SALES                                                        $  45,685,703   $  38,608,512      $127,838,809    $106,386,979

COST OF SALES                                                       39,174,581      32,874,177       108,276,296      89,991,219
                                                                 -------------   -------------      ------------    ------------

GROSS PROFIT                                                         6,511,122       5,734,335        19,562,513      16,395,760
                                                                 -------------   -------------      ------------    ------------

GENERAL AND ADMINISTRATIVE EXPENSES                                  1,391,552       1,005,123         4,110,740       3,010,156
MARKETING EXPENSES                                                   1,432,432       1,261,066         4,219,977       3,540,915
                                                                 -------------   -------------      ------------    ------------
                                                                     3,687,138       3,468,146        11,231,796       9,844,689

INTEREST AND OTHER INCOME                                             (110,442)       (137,498)         (260,297)       (483,199)
INTEREST EXPENSE                                                        24,197           8,555            54,305          37,902
                                                                 -------------   -------------      ------------    ------------

                                                                     3,773,383       3,597,089        11,437,788      10,289,986

INCOME TAXES                                                         1,376,000       1,333,000         4,212,000       3,798,000
                                                                 -------------   -------------      ------------    ------------

NET INCOME                                                       $   2,397,383   $   2,264,089      $  7,225,788    $  6,491,986
                                                                 -------------   -------------      ------------    ------------
                                                                 -------------   -------------      ------------    ------------

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                                     7,540,000       7,175,000         7,387,000       7,173,000
                                                                 -------------   -------------      ------------    ------------
                                                                 -------------   -------------      ------------    ------------

NET INCOME PER SHARE                                             $        0.32   $        0.32              0.98    $       0.91
                                                                 -------------   -------------      ------------    ------------
                                                                 -------------   -------------      ------------    ------------

DIVIDENDS PER COMMON SHARE                                            NONE           NONE               NONE            NONE
                                                                 -------------   -------------      ------------    ------------
                                                                 -------------   -------------      ------------    ------------

                             ADVANCE CIRCUITS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                 FOR THE 9 MONTHS ENDED
                                                                             --------------- ------------
                                                                                  May 27       May 28
                                                                                   1995         1994
                                                                             --------------- ------------
     Cash Flows Provided By (Used For):
     Operating Activities:
        Net income                                                           $   7,225,786   $  6,491,955
        Adjustments to reconcile net income to net
           cash provided by operating activities:
              Depreciation and amortization                                      7,209,677      5,756,407
              Change in current assets and
                 current liabilities.                                           (3,938,084)    (1,876,029)
                                                                             -------------   ------------
              Net cash provided by operating activities                         10,497,379     10,372,333
                                                                             -------------   ------------

     Investing Activities:
        Change in other assets                                                      26,014            190
        License agreement                                                         (750,000)          ---
        Note Receivable                                                               ---      (1,500,000)
        Capital expenditures, net                                              (11,303,364)    (8,166,754)
                                                                             -------------   ------------
           Net cash used in investing activities                               (12,027,350)    (9,666,564)
                                                                             -------------   ------------

     Financing Activities:
        Forfeiture of restricted common stock                                      (33,726)         ---
        Principal payments on long-term debt                                    (1,545,049)      (116,793)
        Proceeds from issuance of common stock                                        ---          17,500
        Cash deficit from acquisition of AAI                                       (72,170)         ---
                                                                             -------------   ------------
           Net cash used in financing activities                                (1,650,945)       (99,293)
                                                                             -------------   ------------

     Net change in cash                                                         (3,180,916)       606,476
     Cash:
        Beginning of period                                                      8,694,590      7,096,806
                                                                             -------------   ------------
        End of period                                                        $   5,513,674   $  7,703,282
                                                                             -------------   ------------


     Supplemental Disclosures of Cash Used For
        Interest                                                             $     133,150   $     43,187
        Income taxes                                                             4,321,919      4,360,393
                                                                             -------------   ------------
                                                                             -------------   ------------


     Schedule of non cash financing activities:
        Common stock issued for acquisition of AAI                           $   2,970,000   $         -

        Retirement of note receivable in acquisition of AAI                      1,500,000             -
                                                                             -------------   ------------
                                                                             -------------   ------------

                             ADVANCE CIRCUITS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   May 27,1995


NOTE 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and disclosures necessary for a fair presentation of results of operations, financial position and changes in cash flows in conformity with generally accepted accounting principles. The condensed statements of income for the nine month periods ended May 27, 1995 and May 28, 1994 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for these periods.


NOTE 2 - Acquisition of Acsist Associates, Inc.

     On December 2, 1994, the company acquired Acsist Associates, Inc. (AAI) a manufacturer of complex multilayer circuit boards and multi-chip modules for 240,000 common shares. The transaction was accounted for by the purchase method of accounting. The cost of the acquisition exceeded the basis in its assets by $4,671,245, which amount is being amortized over a period of 15 years. The operations of AAI have been included in the financial statements from the date of acquisition. Proforma results of operations as if the acquisition had occurred at the beginning of the period for each of the fiscal years are as follows:



                                                       Nine Months Ended
                                                       -----------------
                                            May 27, 1995              May 28, 1994
                                            ------------              ------------
Sales                                         $ 130,396                 $ 115,692
Net income before extraordinary item              6,186                     5,978
Net income                                        6,186                     6,451

Per Share
Net income before extraordinary item           $    .84                  $    .80
Net income                                          .84                       .87

NOTE 3 - Net Income Per Share

     Net income per common share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding.



NOTE 4 - Restricted Stock Plan

     The Company has a restricted stock plan under which 500,000 shares of common stock are reserved for issuance. During the first nine months of fiscal 1995, 25,000 shares were granted in accordance with the plan and 20,000 shares were forfeited. . As of May 27, 1995, the Board of Directors has granted 331,000 shares without charge to certain key employees. Shares granted pursuant to the plan vest seven years after the grant date. However, if the Company earns $1.50 per share for three consecutive years, up to 50 percent of the shares will vest. The shares are subject to forfeiture if the employee leaves the Company.


NOTE 5 - Incentive Stock Option Plan

     During the first nine months of fiscal 1995, no common shares were issued upon exercise of options granted in accordance with the Company's incentive stock option plan. No options were granted during the period and no shares were forfeited. As of May 27, 1995, there were options outstanding to purchase 56,000 shares at $8.38 per share.
     In connection with the acquisition of AAI, existing options and warrants for AAI shares were converted into options to acquire 5,018 shares at $16.64 per share and 20,936 shares at $24.96 per share of the Company's common shares. The options expire in various amounts to 1999.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

     Sales for the three-month period ended May 27, 1995 were $45,686,000, an increase of $7,077,000 (18%) from sales of $38,609,000 for the third quarter of fiscal 1994. Sales for the nine-month period ended May 27, 1995 totaled $127,839,000 an increase of $21,452,000 (20%) from sales of 106,387,000 for the comparable period in fiscal 1994.

     Sales for the quarter and for the first nine months of the fiscal year represent records for the Company and are the result of utilization of increased capacity from the addition of new capital equipment and the inclusion of Acsist Associates, Inc. (AAI) in the consolidated results from its acquisition on December 2, 1994. At the same time, the electronics industry continues in a period of sustained growth.. The May 27, 1995 sales backlog totaled $90,042,000 compared to $68,309,000 at February 25, 1995 and $64,461,000 at May 28, 1994.

     Gross margin for the third quarter in fiscal 1995 was 14.3% compared to 15.7% in the prior quarter and 14.9% for the comparable period in fiscal 1994. The decrease in margins for the quarter compared to the prior quarter is the result of a significant decrease in margins at AAI due to decreased volume and yield problems from the introduction of new products. Margins are down from the same period in 1994 as a result of an increase in sales from both AAI and Targ-It-Tronics which are at much lower gross margin than the circuit board sales. The pressure on margins during the quarter and during the nine month period from pricing pressure has greatly diminished due to the robust electronic environment.

     Operating expenses for the quarter and nine month periods ended May 27, 1995 increased $558,000 (25%) and $1,780,000 (27%) from the corresponding periods in fiscal 1994. The increases in dollar amount were due to a higher level of operations and the inclusion of AAI, but remained a relatively consistent percentage of sales compared to the corresponding periods in the prior year. The increase in marketing expenses was due to additions to the sales force which resulted in the higher level of sales and in the sales order backlog. Interest income decreased due to lower cash balances which was partially offset by an improvement in interest rates.

     The Company's income tax provision has been computed at 37 percent which is the expected effective rate for the fiscal year.


                         LIQUIDITY AND CAPITAL RESOURCES

     The Company has a $7,000,000 line of credit with its bank, none of which has been drawn as of May 27, 1995. The credit line has an interest rate equal to the bank's base rate and is secured by accounts receivable. The Company believes that the current cash balances, cash flow generated from operations and available borrowing capacity under the line of credit, will be sufficient to fund operations and capital requirements for 1995.

                            PART II OTHER INFORMATION


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

Item 5. OTHER INFORMATION
        None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        (a) None
        (b) During the three month period ended May 27, 1995, no reports on 8-K were filed.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ADVANCE CIRCUITS, INC. (the "Registrant")


Date: June 20, 1995                By  /s/ Robert W. Heller
                                       --------------------

                                       Robert W. Heller
                                       President & CEO


Date: June 20, 1995                By  /s/ Thomas I. Mueller
                                       ---------------------

                                       Thomas I. Mueller
                                       Executive Vice President & CFO